Form 10-Q
period 2000-06-30
ACCORD NETWORKS LTD
filed 2000-08-14
CIK 1116152

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000



                       Commission file number:  000-30887

                              Accord Networks Ltd.
             (Exact name of registrant as specified in its charter)



                  Israel                          Not Applicable
       (State or other jurisdiction              (I.R.S. Employer
       of incorporation or organization)       Identification Number)

           94 Derech Em Hamoshavot, P.O.B. 3654, Petach-Tikva, ISRAEL
              (Address of registrant's principal executive office)

                                     49130
                                   (Zip Code)

              Registrant's telephone number, including area code:
                                 972-3-925-1444

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.         Yes          No   X
                                                      -----       -----

     As of July 31, 2000, there were 20,535,474 ordinary shares, NIS $0.01 nominal value per share, outstanding.

                             ACCORD NETWORKS LTD.
              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION.......................................      2

Item 1.  Condensed Consolidated Financial Statements.................      2

         Condensed Consolidated Balance Sheets for
         June 30, 2000 and December 31, 1999.........................      2

         Condensed Consolidated Statements of Operations for
         The three months and six months ended June 30, 2000 and 1990.     3

         Condensed Consolidated Statements of Changes in Stockholders'
         Equity (Deficit) for six months ended June 30, 2000 and for
         the year ended December 31, 1999.............................     4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2000 and 1999......................     5

         Notes to Condensed Consolidated Financial Statements.........     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   10
           Overview....................................................   10
           Results of Operations.......................................   10
           Liquidity and Capital Resources.............................   12
           Forward Looking Statements..................................   13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   13

PART II. OTHER INFORMATION.............................................   14

Item 2.  Changes in Securities and Use of Proceeds.....................   14

Item 4.  Submission of Matters to a Vote of Security Holders...........   14

Item 6.  Exhibits and Reports on Form 8-K..............................   15

                         PART I - FINANCIAL INFORMATION

                             ACCORD NETWORKS LTD.
                          CONSOLIDATED BALANCE SHEETS
                         (In thousands of US dollars)

                                                                              June 30,          December 31,
                                                                                2000               1999
                                                                           -------------      ---------------
                                                                            (Unaudited)          (Audited)
                                                                           -------------      ---------------
                                 ASSETS
    CURRENT ASSETS:
       Cash and cash equivalents                                             $  3,156             $  5,787
       Accounts and note receivable:
          Trade accounts receivable, net of allowance for doubtful
            accounts of $211 at June 30, 2000 ($125 at December 31, 1999)       7,162                6,012
          Trade note receivable, net of allowance for doubtful
            accounts of $213 at June 30, 2000 ($213 at December 31, 1999)         561                   80
          Receivable from sale of ordinary shares in an initial                51,150
            public offering (note 2)
          Other                                                                 2,140                1,882
       Inventories (note 3)                                                     6,391                2,786
       Prepaid expenses and other current assets                                  267                  263
                                                                      ---------------    -----------------
          Total current assets                                                 70,827               16,810
                                                                      ---------------    -----------------
    FIXED ASSETS:
       Cost                                                                     5,753                3,204
       Less - accumulated depreciation and amortization                         1,757                1,146
                                                                      ---------------    -----------------
          Total fixed assets                                                    3,996                2,058
                                                                      ---------------    -----------------
    OTHER ASSETS                                                                1,071                1,630
                                                                      ---------------    -----------------
                           Total assets                                      $ 75,894             $ 20,498
                                                                      ===============    =================

          LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Accounts payable and accruals:
          Trade                                                              $  5,221             $  2,220
          Payables in connection with settlement agreement                      6,000
          Other                                                                 6,357                3,908
                                                                      ---------------    -----------------
          Total current liabilities                                            17,578                6,128

    LONG-TERM LIABILITIES:
       Accrued severance pay                                                    1,209                  888
       Deferred revenues                                                           39                   26
       Other
                                                                      ---------------    -----------------
          Total liabilities                                                    18,826                7,042
                                                                      ---------------    -----------------

    MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
       SHARES, NIS 0.01 par value, series A, B and C                                                25,916
                                                                                         -----------------

    STOCKHOLDERS' EQUITY (DEFICIT):
       Ordinary shares of NIS 0.01 par value                                       56                    6
       Warrants and options                                                       149                   95
       Additional paid-in capital                                              75,474                  159
       Accumulated deficit                                                    (18,611)             (12,720)
                                                                      ---------------    -----------------
          Total stockholders' equity (deficit)                                 57,068              (12,460)
                                                                      ---------------    -----------------
                                                                      ---------------    -----------------
                                                                             $ 75,894             $ 20,498
                                                                      ===============    =================

   The accompanying notes are an integral part of the financial statements.

                              ACCORD NETWORKS LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                        Three Months Ended          Six Months Ended
                                             June 30,                   June 30,
                                     ------------------------  -------------------------
                                         2000        1999           2000        1999
                                     -----------  -----------   ----------- ------------
                                     (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
REVENUES:
   Product sales                     $    8,994   $     5,259   $   16,768   $    9,822
   Support revenues                         577           287        1,062          554
                                     ----------   -----------   ----------   ----------
     Total  revenues                      9,571         5,546       17,830       10,376
                                     ----------   -----------   ----------   ----------
COST OF REVENUES:
   Product sales                          2,083         1,178        3,890        2,155
   Support revenues                         787           494        1,421          925
                                     ----------   -----------   ----------   ----------
     Total cost of revenues               2,870         1,672        5,311        3,080
                                     ----------   -----------   ----------   ----------

GROSS PROFIT                              6,701         3,874       12,519        7,296

OPERATING EXPENSES:
   Research and development, net          1,736           889        3,253        1,970
   Selling and marketing, net             3,270         1,861        6,055        3,653
   General and administrative             1,275           931        2,554        1,688
   Litigation settlement costs            6,500                      6,500
                                     ----------   -----------   ----------   ----------
     Total operating expenses            12,781         3,681       18,362        7,311
                                     ----------   -----------   ----------   ----------

OPERATING INCOME (LOSS)                  (6,080)          193       (5,843)         (15)

INTEREST AND OTHER
EXPENSES, net                               (31)          (16)         (48)         (47)
                                     ----------   -----------   ----------   ----------

NET INCOME (LOSS) FOR THE PERIOD     $   (6,111)  $       177   $   (5,891)  $      (62)
                                     ==========   ===========   ==========   ==========

Earning (loss) per share:
   Basic                             $    (3.17)  $      0.14    $   (3.11)  $    (0.05)
                                     ==========   ===========   ==========   ==========
   Diluted                           $    (3.17)  $      0.01    $   (3.11)  $    (0.05)
                                     ==========   ===========   ==========   ==========

Weighted average number of shares
 outstanding during the period:
   Basic                              1,925,819     1,277,067    1,891,827    1,277,067
                                     ==========   ===========   ==========   ==========
   Diluted                            1,925,819    14,739,239    1,891,827    1,277,067
                                     ==========   ===========   ==========   ==========

                             ACCORD NETWORKS LTD.
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (DEFICIT)
                                (In thousands)

                                            Mandatorily
                                             Redeemable
                                            Convertible                Additional     Warrants
                                             Preferred     Ordinary      Paid-in        and       Accumulated
                                               Shares       Shares       capital      options       deficit        Total
                                           -------------  -----------  -----------  ------------  ------------  ------------
BALANCE AT JANUARY 1, 2000 (AUDITED)           $ 25,916           $ 6      $   159         $ 95      $(12,720)     $(12,460)

CHANGES DURING THE SIX MONTHS ENDED JUNE
 30, 2000 (UNAUDITED):
  Issuance of series B participating
   preferred shares, net of share
   issue expenses                                 1,165                                      (1)                         (1)
  Issuance of ordinary shares, net of
   share issue expenses                         (27,081)           50       75,315           (3)                     75,362
  Amounts assigned to options granted to
   non-employees                                                                             58                          58
  Net loss                                                                                             (5,891)       (5,891)
                                              ---------      ---------    ---------    ---------     ---------     ---------

BALANCE AT JUNE 30, 2000 (UNAUDITED)                  -            56       75,474          149       (18,611)       57,068
                                              =========      ========    =========    =========     =========      ========

BALANCE AT JANUARY 1, 1999 (AUDITED)             19,415             4            -            7       (13,084)      (13,073)

CHANGES DURING THE YEAR ENDED DECEMBER
 31, 1999 (AUDITED):
  Issuance of ordinary shares, net of
   share issue expenses                                             2          159                                      161
  Issuance of series A,B and C
   participating preferred shares, net
   of share issue expenses                        6,501
  Amounts assigned to warrants and
   options granted to non-employees                                                          88                          88
       Net income                                                                                         364           364
                                              ---------      ---------    ---------    ---------     ---------     ---------

BALANCE AT DECEMBER 31, 1999 (AUDITED)         $ 25,916           $ 6      $   159         $ 95      $(12,720)     $(12,460)
                                               ========           ===      =======         ====      ========      ========

                             ACCORD NETWORKS LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                             Six Months Ended
                                                                                 ----------------------------------------
                                                                                  June 30, 2000             June 30, 1999
                                                                                 --------------             -------------
                                                                                                (Unaudited)
                                                                                                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                                                           $ 5,891                     $    62
                                                                                  ---------                   ---------
  Adjustments required to reconcile net loss to
   net cash provided by (used in) operating activities:
  Depreciation and amortization                                                         623                         399
  Provision for doubtful accounts                                                        86
  Increase in provision for vacation
    and recreation pay                                                                  360                         113
  Accrued severance pay - net                                                           138                         114
  Amounts assigned to options and
   warrants granted to non-employees                                                     58                          34
  Gain on sale of fixed assets                                                           (1)
  Changes in operating asset and liability items:
   Increase in accounts receivable                                                   (1,979)                     (3,821)
   Increase in Payables in connection with
    settlement agreement                                                              6,000
   Increase in accounts payable and accruals                                          3,689                       1,055
   Increase (decrease) in inventories                                                (3,605)                         13
   Increase in deferred revenues                                                        555                         178
                                                                                  ---------                   ---------
                                                                                      5,924                      (1,915)
                                                                                  ---------                   ---------

  Net cash provided by (used in) operating activities                                    33                      (1,977)
                                                                                  ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                           (2,339)                       (349)
  Amounts placed in deposits                                                           (105)                        (94)
  Proceeds from sale of fixed assets                                                     17
                                                                                  ---------                   ---------
  Net cash used in investing activities                                              (2,427)                       (443)
                                                                                  ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issue of mandatorily redeemable convertible preferred
   shares at a premium, net of share issue expenses                                   1,165                           1
  Issue of ordinary shares                                                                4
  Offering costs (carried to deferred charges)                                       (1,406)
  Short term credit from bank                                                                                     1,723
                                                                                  ---------                   ---------
  Net cash provided by (used in) financing activities                                  (237)                       1,724
                                                                                  ---------                   ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,631)                       (696)
BALANCE OF CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                              5,787                       1,436
                                                                                  ---------                   ---------
BALANCE OF CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                                  $ 3,156                     $   740
                                                                                  =========                   =========

Supplementary information on investing and financing activities not involving cash flow.

1. On June 28, 2000 the Company sold 5,000,000 ordinary shares for $48,277,000 ($55,000,000 gross less share issue expenses of $2,873,000 and underwriting fees of $3,850,000) which was received in July 2000.

2. On June 28, 2000, 13,011,211 mandatorily redeemable convertible preferred shares in the amount of $27,081,000 were converted into ordinary shares.

3. The amounts not yet paid to suppliers, aggregating $279,000 at June 30, 2000, ($41,000 at December 31, 1999) will be included in the statements of cash flows upon payment, under investing or financing activities, based on the related credit period.

4. Deferred charges amounting $220,000, ($150,000 not paid as of December 31, 1999) not paid as of June 30, 2000, will be included in the statements of cash flows upon payment.

                              ACCORD NETWORKS LTD.
                         Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

Accord Networks Ltd. (the "Parent") and its wholly-owned subsidiaries - in the United States and the United Kingdom (collectively, the "Company"), are engaged in the business of development, manufacturing and distributing of an advanced networking and switching system that allows for real-time interactive visual communications. The Parent commenced selling its system in 1997. The accompanying unaudited consolidated financial statements have been prepared based upon the Securities and Exchange Commission (the "SEC") rules that permit reduced disclosure for interim periods. In management's opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities are likely to vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of the Company's significant accounting policies and other information, this report should be read in conjunction with the audited consolidated financial statements.

NOTE 2 - SALES OF SHARES IN INITIAL PUBLIC OFFERING

On June 28, 2000, the Company executed an underwriting agreement selling 5,000,000 ordinary shares at an offering price of $11.00 per share for gross proceeds to be paid to the Company of $55.0 million. The gross proceeds were offset by underwriting fees payable to the underwriting firms of $3.9 million, with the Company receiving $51.1 million. The Company received the proceeds subsequent to June 30, 2000, on July 5, 2000. The financial statements reflect this amount as "receivable from the sale of ordinary shares in an initial public offering". The net proceeds received were further reduced by offering expenses of $2.9 million.

NOTE 3 - INVENTORIES
                          June 30, 2000   December 31,1999
                          -------------   ----------------
                           (unaudited)        (audited)
                           -----------        ---------
                          (In thousands)   (In thousands)

Inventories:
Materials and supplies        $3,183             $1,498
Products in process              418                197
Finished products              2,790              1,091
                              ------             ------
                               6,391              2,786
                              ======             ======

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares outstanding during each period. In computing the diluted earnings per share, account was taken of the dilutive effect of the outstanding stock options, using the treasury stock method.

Following are data relating to the weighted average number of shares for the purpose of computing earning per share:


                                                          Three months ended June 30,   Six months ended June 30,
                                                          ---------------------------  --------------------------
                                                               1999         2000           1999          2000
                                                          -------------  ------------  -----------  -------------
                                                           (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                           -----------   -----------   -----------   -----------
Weighted average number of shares issued and outstanding-
 used in computation of basic earnings per share             1,277,067     1,925,819    1,277,067      1,891,827
 Effect of dilutive securities:
  Convertible preferred shares                              10,042,280    12,051,404    9,845,653     11,964,465
   Warrants to stockholders                                    610,342       959,800      610,342        985,434
    Warrants to consultants                                     21,520       101,826       20,476         93,174
  Employee stock options and invested shares                 2,788,030     3,132,240    2,627,288      2,944,508
  Non employee director                                                       11,364                       5,154
                                                           -----------   -----------   -----------   -----------
Weighted average number of shares issued and outstanding-
 used in computation of diluted earnings per share          14,739,239    18,182,453    14,380,826    17,884,562
                                                           ===========   ===========   ===========   ===========

NOTE 5 - LEGAL PROCEEDINGS

On November 20, 1998, VideoServer, Inc., now known as Ezenia! Inc., filed a patent infringement claim against the U.S. subsidiary, Accord Networks, Inc., in the United States District Court, District of Massachusetts, alleging that the subsidiary had and was willfully and deliberately infringing on one of Ezenia! Inc.'s patents. The plaintiff later amended its complaint to allege that the subsidiary also had and was willfully and deliberately infringing on other patents. On June 10, 1999, the Parent was added as a defendant in the lawsuit. On June 16, 2000, the Parent, the subsidiary and the plaintiff entered into a written settlement agreement and the court entered an order dismissing the case. The settlement agreement includes the following terms:

 . The Company paid Ezenia! Inc. $500,000 when the settlement agreement was signed, and will pay an additional $6.0 million upon demand. The Company is prepared to make payment of this obligation immediately, but has not been requested by Ezenia! Inc. to make such payment due to foreign tax withholding considerations.

 . The Company, its subsidiary and Ezenia! Inc. have executed mutual releases of all claims concerning the lawsuit that the Company may now have or ever had against each other.

 . Ezenia! Inc. agrees it will not sue the Company, its subsidiary or any of the Company's customers for infringement of any patents involved in the litigation; and

 . The Company, its subsidiary and Ezenia! Inc. agree not to sue one another or any of each other's customers for infringement of any other patents held by the Company, its subsidiary or Ezenia! Inc. for three years from the date of the written settlement agreement. The Company, its subsidiary and Ezenia! Inc. also agree not to later sue one another for any alleged infringement claims or damages for alleged infringement that may arise during those three years.

NOTE 6 - SUBSEQUENT EVENTS

a. On July 6, 2000 the Company received $51.1 million proceeds from the sale of ordinary shares pursuant to an initial public offering net of underwriting fees of $3.9 million.

b. On July 17, 2000 the Company's underwriters exercised the option to purchase 653,000 additional ordinary shares from the Company and 97,000 ordinary shares from two selling shareholders at the initial public offering price of $11 per share in order to cover over-allotments. The closing of the over-allotment option occurred on July 20, 2000, at an aggregate offering price to the public of $8,250,000. The net offering proceeds to the Company from the sale of the additional 653,000 ordinary shares was $6,680,190, after deducting the underwriting fees. The over-allotment option was granted to the underwriters in connection with the Company's initial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and other sections of this Form 10-Q may contain forward-looking statements that involve risks and uncertainties. All statements regarding future events, future financial performance and operating results, business strategy and financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Forward Looking Statements." You are encouraged to read this statement carefully.

Overview

General. Accord develops, manufactures, markets and supports an advanced visual communications networking system. The Company's MGC-100 and MGC-50 systems allow multiple parties to engage in visual communications across and between different types of networks, transmission protocols and endpoints. The Company's systems allow users to connect to broadband and narrowband, circuit-switched and packet-based networks and they support endpoints utilizing Internet protocol, or IP, asynchronous transfer mode, or ATM, and integrated service digital network, or ISDN. The Company's systems are designed to provide maximum reliability, scalability and ease of use.

Accord was incorporated under the laws of the State of Israel in 1992. From the Company's incorporation until 1997, it was a development-stage company primarily engaged in research and development, establishing relationships with suppliers and potential customers and recruiting personnel. The Company incorporated a subsidiary, Accord Networks, Inc., in the United States in 1995, and a subsidiary, Accord Networks (UK) Limited, in the United Kingdom in 1998. The Company established offices in Beijing and Shanghai, China in 1999. The Company's research and development and manufacturing facilities are located in Petach Tikva, Israel, a suburb of Tel Aviv. The executive offices and North American sales, marketing and customer support operations are located in Atlanta, Georgia, and its international sales, marketing and customer support operations are located in London, England.

Results Of Operations

Total Revenues. Total revenues increased 72.6% to $9.6 million in the quarter ended June 30, 2000 from $5.5 million in the quarter ended June 30, 1999. Increased revenues were due to sales to new customers as well as increased sales to existing customers.

Gross Profit and gross margin. Our gross profit increased to $6.7 million for the quarter ended June 30, 2000 from $3.9 million for the quarter ended June 30, 1999. Our gross profit increased to $12.5 million for the six months ended June 30, 2000 from $7.3 million for the six months ended June 30, 1999. Our total gross margin for the second quarter 2000 was 70.0% and for the six months ended June 30, 2000 was 70.2% compared to 69.9% for the second quarter of 1999 and compared to 70.3% for the six months ended June 30, 1999.

Research and Development Expenses, Net. Research and development expenses were $1.7 million for the second quarter 2000 compared to $889,000 for the second quarter 1999. For the six months ended June 30, 2000, research and development expenses were $3.3 million compared to $1.9 million for the six months ended June 30, 1999. Research and development expenses were 18.1% of total revenues for the second quarter 2000 compared to 16.0% of total revenues for the second quarter of 1999. For the comparable six-month periods, the research and development expense net percentage decreased to 18.2% from 19.0%. The increase in absolute dollars was due primarily to the addition of personnel in our research and development organization.

Selling and Marketing Expenses, Net. Selling and marketing expenses were $3.3 million for the second quarter 2000 compared to $1.9 million for the second quarter 1999. For the six months ended June 30, 2000, selling and marketing expenses were $6.1 million compared to $3.7 million for the six months ended June 30, 1999. Selling and marketing expenses were 34.2% of total revenues for the second quarter 2000 compared to 33.6% of total revenues for the second quarter of 1999. For the comparable six-month periods, the selling and marketing expenses net percentage decreased to 34.0% from 35.2%. The increase in absolute dollars reflects a higher selling and marketing headcount, higher compensation costs, including commissions.

General and Administrative Expenses. General and administrative expenses were $1.3 million for the second quarter 2000 compared to $931,000 for the second quarter 1999. For the six months ended June 30, 2000, general and administrative expenses were $2.6 million compared to $1.7 million for the six months ended June 30, 1999. General and administrative expenses were 13.3% of total revenues for the second quarter 2000 compared to 16.8% of total revenues for the second quarter of 1999. For the comparable six-month periods, the general and administrative percentage decreased to 14.3% from 16.3%. The increases in expenditures in absolute dollars were due to the additional of staff in the functions of finance, accounting and management information systems. These increases were made to support our rapid growth and to prepare us to become a public Company. General and administrative expenses also included legal fees and other out of pocket costs associated with the legal settlement described below.

Lawsuit Settlement Cost. The lawsuit settlement cost of $6.5 million represents a one-time charge resulting from the settlement of a patent infringement lawsuit on June 16, 2000. Under generally accepted accounting principals and SEC accounting pronouncements, a charge of this nature has to be presented in the income statement as an operating expense even though it is non-recurring and a one-time charge. Management believes that the settlement of this lawsuit is a positive development for the Company and the fact that is was settled prior to our initial public offering was a positive development in our being able to go public in the second quarter 2000. The information included in this Form 10-Q on the lawsuit should be read in conjunction with the Legal Proceedings section of the Company's Form F-1 filing with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Company initially financed its operations primarily through sales of equity and the receipt of grants from OCS and BIRD to fund research and development. Before the Company's initial public offering, it sold convertible preferred shares in six private placement transactions realizing aggregate gross proceeds of approximately $25.8 million in cash, including $3.8 million before 1996, $5.2 million in March 1996, $9.0 million in March 1998 and $6.5 million in August 1999. During December 1999 and January 2000, warrants to purchase 583,705 series B preferred shares were exercised and the Company received payment of approximately $1.3 million for those shares. Preferred shares were automatically converted to ordinary shares upon completion of the Company's initial public offering.

On June 28, 2000, the Company sold 5,000,000 million shares in its initial public offering. As the result of this transaction, all preferred shares of the Company (Series A, B and C) were converted into ordinary shares of the Company on a one-for-one basis. As a result of this event, the Company has only one class of shares outstanding.

On June 28, 2000, the Company executed an underwriting agreement selling 5,000,000 shares of ordinary shares at an offering price of $11.00 per share for gross proceeds to be paid to the Company of $55.0 million. The gross proceeds were offset by underwriting fees payable to the underwriting firms of $3.9 million with the Company receiving $51.1 million. The Company received the proceeds subsequent to June 30, 2000 on July 5, 2000. The Company's financial statements reflect this amount as a Receivable from the sale of ordinary shares pursuant to an initial public offering. The net proceeds received were further reduced by offering expenses of $2.9 million.

As of June 30, 2000, the Company had cash and cash equivalents of $3.2 million which does not include the proceeds from the initial public offering as described above.

On July 17, 2000, the Company's underwriters exercised an option to purchase additional shares from the Company and shares from two selling shareholders totaling fifteen percent of the ordinary shares sold in the initial public offering. The closing of the option occurred on July 20, 2000, and the Company received additional net proceeds of $6.7 million.

On June 16, 2000, the Company settled the lawsuit described above and in the Company's Form F-1 filing with the SEC. As of June 30, 2000, the Company had paid $500,000 of the settlement and owes an additional $6.0 million to the third party. Accord is prepared to make payment of this obligations immediately but has not been requested by the third party to make such payment due to foreign tax withholding considerations.

The Company believes that its existing cash and cash equivalents combined with the items described above will be sufficient to meet the Company's cash requirements for the foreseeable future.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of our management as well as assumptions that are based on the beliefs of our management. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Readers are referred to documents filed by us with the Securities and Exchange Commission, including Accord Network's Registration Statement on Form F-1 (Registration No. 333-38804), as declared effective by the Securities Exchange Commission on June 28, 2000, and any additional filings, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: claims that the Company may be infringing intellectual property rights of others; risks related to being an early-stage company with limited operating history; the Company's ability to protect its proprietary technology or maintain its technological advantages; the Company's dependence on the development and adoption of real-time interactive visual communications applications; the Company's ability to respond to competition; the Company's dependence on a small number of products for all of its sales; the risks related to technology becoming obsolete; the volatility associated with technology companies; the dependence on sole source suppliers and a limited supply of key components; the ability to expand international sales and operations; the Company's ability to achieve, manage or maintain growth and execute its business strategy successfully; the loss or reduction of government grants which the Company receives and tax benefits to which the Company is entitled; risks associated with tax reform in Israel; and various other factors discussed in detail in this Form 10-Q and in the Company's Registration Statement on Form F-1 (Registration No. 333-38804), as declared effective by the SEC on June 28, 2000.

     Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers, and by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with maturities of less than 24 months and with active secondary or resale markets to ensure portfolio liquidity. The Company has no investments denominated in foreign country currencies and therefore are not subject to foreign currency risk on such investments.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (d)  Use of Proceeds

     The Company's Registration Statement on Form F-1 (Registration No. 333-38804) was declared effective on June 28, 2000 and the Company's initial public offering commenced on June 28, 2000. The Company received net proceeds of approximately $48,575,000 after deducting estimated underwriting discounts, commissions, and offering expenses. The underwriters subsequently exercised in full their over-allotment option to purchase additional ordinary shares. As a result, the Company received an additional $6,680,190. In the aggregate, the Company received net proceeds of approximately $55,255,190 from its initial public offering. The Company intends to use approximately $6,000,000 of the net proceeds as payment for the settlement of a patent infringement lawsuit. The Company intends to use the remainder of the net proceeds primarily for general corporate purposes, including working capital, additional capital expenditures, geographic expansion and additional sales and marketing efforts. The Company is currently assessing the specific uses and allocations for these remaining funds. Pending the intended uses of the net proceeds, the Company has invested the net proceeds in short-term, interest bearing, investment-grade securities.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 25, 2000, all the Company's shareholders approved the following items by unanimous written consent:

     1.  The amendment to the Company's Articles of Association;

     2. The ratification and approval of the Company's initial public offering and activities in connection therewith;

     3. The amendment and restatement of the Company's Articles of Association and the creation of "blank check" preferred shares, both effective upon the closing of its initial public offering;

     4.  The amendment to the Company's Memorandum of Association;

     5.  The Second Amendment of the Company's Shareholder Rights Agreement;

     6. The ratification and approval of the indemnification agreements entered into between the Company and its directors and certain officers;

     7. The authorization for the Company's Board of Directors, or anyone authorized by the Board, to determine the form of share certificate to represent the Company's ordinary shares;

     8. The election, appointment and designation of the following directors to the following classes pursuant to the amended and restated Articles of Association, effective upon the amended and restated Articles of Association becoming effective:

Name                  Class                         Term
----------------    ---------       ------------------------------------
Jos C. Henkens      Class I         Until Annual General Meeting in year
                                    2001
Jules L. DeVigne    Class II        Until Annual General Meeting in year
                                    2002
Sigi Gavish         Class II        Until Annual General Meeting in year
                                    2002
Matty Karp          Class III       Until Annual General Meeting in year
                                    2003

     9.  The approval of the director compensation plan;

    10. The ratification and approval of all prior issuances and transfers of shares, rights, options and warrants;

    11. The determination that the exercise price for each ordinary share subject to the options to purchase ordinary shares granted to each of Jos C. Henkens and Matty Karp on March 23, 2000 pursuant to the Accord Networks Ltd. 2000 Non-Employee Director Stock Option Plan be $9.50 per share; and

    12. The conversion of all series A preferred shares, series B preferred shares and series C preferred shares into ordinary shares on a 1-for-1 basis immediately upon the closing of the initial public offering.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.                        Description
-----------                        -----------

   3.1 Articles of Association of Accord (incorporated by reference from Exhibit 3.1 to Accord's Registration Statement on Form F-1 (No. 333-38804) filed with the Commission on June 8, 2000).

   3.2 Memorandum of Association of Accord (incorporated by reference from Exhibit 3.2 to Accord's Registration Statement on Form F-1 (No. 333-38804) filed with the Commission on June 8, 2000).

   4.1       Specimen Ordinary Share Certificate (incorporated by reference from
             Exhibit 4.1 to Accord's Amendment No. 2 to the Registration Statement on Form F-1 (No. 333-38804) filed with the Commission on June 26, 2000).

   4.2 Stockholders Rights Agreement dated as of June 22, 1999 (incorporated by reference from Exhibit 4.2 to Accord's Registration Statement on Form F-1 (No. 333-38804) filed with the Commission on June 8, 2000).

   4.3 Amendment to Stockholders Rights Agreement dated as of July 19, 1999 (incorporated by reference from Exhibit 4.3 to Accord's

Exhibit No.                        Description
-----------                        -----------

             Registration Statement on Form F-1 (No. 333-38804) filed with the Commission on June 8, 2000).

   4.4 Second Amendment to Stockholders Rights Agreement dated as of May 25, 2000 (incorporated by reference from Exhibit 4.4 to Accord's Registration Statement on Form F-1 (No. 333-38804) filed with the Commission on June 8, 2000).

  10.1 Settlement Agreement by and between Ezenia! Inc., f/k/a VideoServer, Inc., Accord Networks, Inc., f/k/a Accord Telecommunications, Inc., f/k/a Accord Video Telecommunications, Inc., and Accord Networks Ltd., f/k/a Accord Telecommunications Ltd. effective June 16, 2000 (incorporated by reference from
             Exhibit 10.17 to Accord's Amendment No. 2 to the Registration Statement on Form F-1 (No. 333-38804) filed with the Commission on June 26, 2000).

  27         Financial Data Schedule

         (b)  Reports on Form 8-K

              Accord did not file any reports on Form 8-K during the quarter ended June 30, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ACCORD NETWORKS LTD.


                                     /s/ Jules L. DeVigne
                                     --------------------
                                     Jules L. DeVigne
                                     Chairman and Chief Executive Officer


                                     /s/ Jeffrey B. Bradley
                                     ----------------------
                                     Jeffrey B. Bradley
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

Date:  August 14, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------  ------------------------------------------------------------------
   3.1       Articles of Association of Accord (incorporated by reference from
             Exhibit 3.1 to Accord's Registration Statement on Form F-1 (No.
             333-38804) filed with the Commission on June 8, 2000).

   3.2 Memorandum of Association of Accord (incorporated by reference from Exhibit 3.2 to Accord's Registration Statement on Form F-1 (No.
             333-38804) filed with the Commission on June 8, 2000).

   4.1       Specimen Ordinary Share Certificate (incorporated by reference from
             Exhibit 4.1 to Accord's Amendment No. 2 to the Registration
             Statement on Form F-1 (No. 333-38804) filed with the Commission on
             June 26, 2000).

   4.2       Stockholders Rights Agreement dated as of June 22, 1999
             (incorporated by reference from Exhibit 4.2 to Accord's
             Registration Statement on Form F-1 (No. 333-38804) filed with the
             Commission on June 8, 2000).

   4.3       Amendment to Stockholders Rights Agreement dated as of July 19,
             1999 (incorporated by reference from Exhibit 4.3 to Accord's
             Registration Statement on Form F-1 (No. 333-38804) filed with the
             Commission on June 8, 2000).

   4.4       Second Amendment to Stockholders Rights Agreement dated as of May
             25, 2000 (incorporated by reference from Exhibit 4.4 to Accord's
             Registration Statement on Form F-1 (No. 333-38804) filed with the
             Commission on June 8, 2000).

  10.1       Settlement Agreement by and between Ezenia! Inc., f/k/a
             VideoServer, Inc., Accord Networks, Inc., f/k/a Accord
             Telecommunications, Inc., f/k/a Accord Video Telecommunications,
             Inc., and Accord Networks Ltd., f/k/a Accord Telecommunications
             Ltd. effective June 16, 2000 (incorporated by reference from
             Exhibit 10.17 to Accord's Amendment No. 2 to the Registration
             Statement on Form F-1 (No. 333-38804) filed with the Commission on
             June 26, 2000).

  27         Financial Data Schedule