Form 10-Q
period 2000-09-30
ACCORD NETWORKS LTD
filed 2000-11-13
CIK 1116152

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000



                      Commission file number:  000-30887

                             Accord Networks Ltd.
            (Exact name of registrant as specified in its charter)



                     Israel                          Not Applicable
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)        Identification Number)

                9040 Roswell Road, Suite 450, Atlanta, Georgia
             (Address of registrant's principal executive office)

                                  30350-1877
                                  (Zip Code)

              Registrant's telephone number, including area code:
                                 770-641-4400

                          ---------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
       filing requirements for the past 90 days.         Yes  X        No
                                                             ---          ---

    As of October 31, 2000, there were 20,557,474 ordinary shares, NIS $0.01 nominal value per share, outstanding.

                             ACCORD NETWORKS LTD.
           QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION                                              3

Item 1.  Condensed Consolidated Financial Statements                        3

         Condensed Consolidated Balance Sheets at September 30, 2000
           and December 31, 1999                                            3

         Condensed Consolidated Statements of Operations for the
           three months and nine months ended September 30, 2000
           and 1999                                                         4

         Condensed Consolidated Statements of Changes in Mandatorily
           Redeemable Convertible Preferred Stock and Stockholders'
           Equity (Deficit) for the nine months ended September 30, 2000
           and the year ended December 31, 1999                             5

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2000 and 1999                    6

         Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

PART II. OTHER INFORMATION                                                 13

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities and Use of Proceeds                         13

Item 3.  Defaults upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 15

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                             ACCORD NETWORKS LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands of US dollars)


                                                September 30,       December 31,
                                                    2000                1999
                                                -------------       ------------
                                                 (Unaudited)
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                     $ 27,148            $  5,787
   Short-term investments                          30,457                   0
   Accounts and note receivable:
     Trade accounts receivable, net                 6,477               6,012
     Trade notes receivable, net                      404                  80
     Other                                          2,349               1,882
   Inventories                                      7,338               2,786
   Prepaid expenses and other current assets        1,154                 263
                                                 --------            --------
       Total current assets                        75,327              16,810
   Fixed assets, net                                4,662               2,058
   Other assets                                     1,425               1,630
                                                 --------            --------
       Total assets                              $ 81,414            $ 20,498
                                                 ========            ========

LIABILITIES, MANDATORILY REDEEMABLE
  CONVERTIBLE PREFERRED STOCKS AND
  STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
   Accounts payable and accruals:
     Trade                                       $  3,685            $  2,220
     Payables in connection with settlement
       agreement                                    6,000
     Other                                          5,420               3,908
                                                 --------            --------
       Total current liabilities                   15,105               6,128

 LONG-TERM LIABILITIES:
   Accrued severance pay                            1,250                 888
   Deferred revenues                                   27                  26
                                                 --------            --------
       Total liabilities                           16,382               7,042
                                                 --------            --------

 MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   STOCK, NIS 0.01 par value, series A, B and C                        25,916
                                                                     --------
 STOCKHOLDERS' EQUITY (DEFICIT):
   Ordinary shares of NIS 0.01 par value               58                   6
   Warrants and options                               178                  95
   Additional paid-in capital                      82,130                 159
   Accumulated other comprehensive loss               (62)                  0
   Accumulated deficit                            (17,272)            (12,720)
                                                 --------            --------
       Total stockholders' equity (deficit)        65,032             (12,460)
                                                 --------            --------

                                                 --------            --------
       Total liabilities, mandatorily redeemable
         convertible preferred stock and
         stockholders equity (deficit)           $ 81,414            $ 20,498
                                                 ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ACCORD NETWORKS LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                      September 30,
                                            --------------------------         --------------------------
                                               2000           1999                2000           1999
                                            -----------    -----------         ----------     -----------
REVENUES:
   Product sales                            $    10,021    $     6,180         $   26,789     $    16,002
   Support revenues                                 853            354              1,915             908
                                            -----------    -----------         ----------     -----------
     Total revenues                              10,874          6,534             28,704          16,910
                                            -----------    -----------         ----------     -----------

COST OF REVENUES:
   Product sales                                  2,444          1,460              6,334           3,615
   Support revenues                                 746            566              2,167           1,491
                                            -----------    -----------         ----------     -----------
     Total cost of revenues                       3,190          2,026              8,501           5,106
                                            -----------    -----------         ----------     -----------

GROSS PROFIT                                      7,684          4,508             20,203          11,804

OPERATING EXPENSES:
   Research and development, net                  2,220          1,095              5,473           3,065
   Selling and marketing                          3,118          1,982              9,173           5,635
   General and administrative                     1,794          1,231              4,348           2,919
   Litigation settlement costs                                                      6,500
                                            -----------    -----------         ----------     -----------
     Total operating expenses                     7,132          4,308             25,494          11,619
                                            -----------    -----------         ----------     -----------
OPERATING INCOME (LOSS)                             552            200             (5,291)            185

INTEREST AND OTHER INCOME (EXPENSES), net           787             14                739             (33)
                                            -----------    -----------         ----------     -----------

NET INCOME (LOSS) FOR THE PERIOD            $     1,339    $       214         $   (4,552)    $       152
                                            ===========    ===========         ==========     ===========

Net income (loss) per share:
   Basic                                    $      0.07    $      0.17         $    (0.57)    $      0.12
                                            ===========    ===========         ==========     ===========
   Diluted                                  $      0.06    $      0.01         $    (0.57)    $      0.01
                                            ===========    ===========         ==========     ===========

Shares used in per share calculation:
   Basic                                     20,238,653      1,277,891           7,995,617      1,277,343
                                            ===========    ===========         ==========     ===========
   Diluted                                   23,368,478     17,263,448           7,995,617     15,407,378
                                            ===========    ===========         ==========     ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ACCORD NETWORKS LTD.
   CONSOLIDATED STATEMENTS OF CHANGES IN MANDATORILY REDEEMABLE CONVERTIBLE
              PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                         (In thousands of US dollars)




                                                                                Stockholder's equity (deficit)
                                       Mandatorily          -----------------------------------------------------------------------
                                        Redeemable                                                   Accumu-
                                        Convertible                                                   lated
                                      Preferred Shares       Ordinary Shares                          other
                                      ------------------    -----------------             Warrants   compre-    Accumu-
                                      Number of             Number of           Paid-in     and      hensive     lated
                                        Shares    Amount     Shares    Amount   capital   Options     loss      deficit     Total
                                     ----------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000
 (AUDITED)                            11,526,870  $ 25,916   1,854,388    $ 6    $   159     $ 95       $  0    $(12,720)  $(12,460)
CHANGES DURING THE THREE
MONTHS ENDED MARCH 31, 2000:
 Issuance of participating
  preferred shares, net of share
  issue expenses                         524,553     1,165                                     (1)                               (1)
 Issuance of ordinary shares for
  cash related to exercise of
  stock options                                                 16,875      -          4
 Amount assigned to warrants
  and options granted to
  non-employments                                                                              28                                28
 Net income                                                                                                          220        220
                                     ----------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000
 (UNAUDITED)                          12,051,423  $ 27,081   1,871,263    $ 6    $   163     $122       $  0    $(12,500)  $(12,209)
                                     ----------------------------------------------------------------------------------------------

CHANCES DURING THE THREE MONTHS
ENDED JUNE 30, 2000:
 Issuance of ordinary shares in
  initial public offering, net of
  share issues expenses                                      5,000,000    $12    $48,265                                   $ 48,277
 Issuance of ordinary shares for
  net exercise related to exercise
  of Warrants to Shareholders                                  959,788      3                $ (3)
 Conversion of mandatorily
  redeemable convertible preferred
  stock into common stock            (12,051,423) $(27,081) 12,051,423     35     27,046                                     27,081
 Amounts assigned to warrants and
  options granted to non-employees                                                             30                                30
 Net income                                                                                                       (6,111)    (6,111)
                                     -----------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000 (UNAUDITED)                        19,882,474    $56    $75,474     $149       $  0    $(18,611)  $ 57,068
                                     -----------------------------------------------------------------------------------------------

CHANCES DURING THE THREE MONTHS
ENDED SEPTEMBER 30, 2000:
 Issuance of share capital, net of
  share issue expenses                                         653,000    $ 2    $ 6,680                                   $  6,682
                                     -----------------------------------------------------------------------------------------------

 Issuance of ordinary shares for
  cash related to exercise of
  stock options                                                 22,000      0         26
                                     -----------------------------------------------------------------------------------------------

 Share issue expenses                                                                (50)
                                     -----------------------------------------------------------------------------------------------

 Amounts assigned to warrants and
  options granted to non-employees                                                             29                                29
                                     -----------------------------------------------------------------------------------------------

 Unrealized Loss on Securities
  Available for Sale                                                                                     (62)                   (62)
                                     -----------------------------------------------------------------------------------------------

 Net income                                                                                                        1,339      1,339
                                     -----------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                               20,557,474    $58    $82,130     $178       $(62)   $(17,272)  $ 65,032
 (UNAUDITED)
                                     -----------------------------------------------------------------------------------------------

BALANCE AT JANUARY 1, 1999             9,644,606  $ 19,415   1,277,067   $ 4     $     0     $  7       $  0    $(13,084)  $(13,073)
CHANGES DURING THE YEAR ENDED
DECEMBER 31, 1999 (UNAUDITED):
 Issuance of ordinary shares for
  cash related to exercise of
  stock options                                               577,321      2        159                                          16
                                     -----------------------------------------------------------------------------------------------

 Issuance of convertible
  preferred shares, net of share
  issue expenses                       1,882,264     6,501
                                     -----------------------------------------------------------------------------------------------

 Amounts assigned to warrants and
  options granted to non-employees                                                             88                                 8
                                     -----------------------------------------------------------------------------------------------

 Net income                                                                                                           364        36

                                     -----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999
 (UNAUDITED)                          11,526,670  $ 25,916   1,854,388    $ 6    $  159      $ 95       $  -    $(12,720)  $(12,460)
                                     -----------------------------------------------------------------------------------------------


-----------------------
* Representing an amount less than $1,000.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ACCORD NETWORKS LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                         ---------------------------------------
                                                                                         September 30,             September 30,
                                                                                             2000                      1999
                                                                                         -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) for the period                                                           $ (4,552)                  $   152
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                                1,066                       585
  Provision for doubtful accounts                                                                138                       297
  Increase in provision for vacation and recreation pay                                          236                        26
  Accrued severance pay                                                                          189                       109
  Amounts assigned to options and warrants granted to non-employees                               87                        84
  Gain (loss) on sale of fixed assets                                                             (2)                       14
 Changes in operating assets and liabilities:
  Trade accounts receivable                                                                   (1,682)                   (2,677)
  Notes and other accounts receivable                                                           (603)                   (1,553)
  Payables in connection with settlement agreement                                             6,000
  Accounts payable and accruals                                                                1,941                       899
  Inventories                                                                                 (4,552)                     (234)
  Deferred revenues                                                                              791                       530
                                                                                            --------                   -------
  Net cash provided by (used in) operating  activities                                          (943)                   (1,768)
                                                                                            --------                   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available for sale securities                                                  (30,519)
  Purchase of fixed assets                                                                    (3,675)                     (666)
  Amounts placed in deposits                                                                     (76)                     (119)
  Proceeds from sale of fixed assets                                                              17                        89
                                                                                            --------                   -------
  Net cash used in investing activities                                                      (34,646)                     (696)
                                                                                            --------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issue of mandatorily redeemable convertible
  preferred stock at a premium, net of share issue expenses                                                              6,384
  Issue of ordinary shares                                                                    56,950                         4
  Offering costs                                                                                                           (87)
  Short term credit from bank                                                                                              705
                                                                                            --------                   -------
  Net cash provided by financing activities                                                   56,950                     7,006
                                                                                            --------                   -------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         21,361                     4,542
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    5,787                     1,436
                                                                                            --------                   -------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 27,148                   $ 5,978
                                                                                            ========                   =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

Supplementary information on investing and financing activities not involving cash flow.

On June 28, 2000, 13,011,211 mandatorily redeemable convertible preferred stock in the amount of $27,081,000 were converted into ordinary shares.

                             ACCORD NETWORKS LTD.
                         Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

Accord Networks Ltd. (the "Parent") and its wholly-owned subsidiaries - in the United States and the United Kingdom (collectively, the "Company"), are engaged in the business of developing, manufacturing and distributing an advanced networking and switching system that allows for real-time interactive visual communications. The Parent commenced selling its system in 1997. The accompanying unaudited condensed consolidated financial statements have been prepared based upon the Securities and Exchange Commission (the "SEC") rules that permit reduced disclosure for interim periods. In management's opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods shown. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities are likely to vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of the Company's significant accounting policies and other information, this report should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Company's Registration Statement on Form F-1 declared effective by the SEC on June 28, 2000.



NOTE 2 - INVENTORIES

                                      September 30, 2000   December 31,1999
                                           (Unaudited)         (Audited)
                                      ------------------   ----------------
                                        (In thousands)      (In thousands)

           Materials and supplies            $4,107             $1,498
           Products in process                  563                197
           Finished products                  2,668              1,091
                                             ------             ------
                                             $7,338             $2,786
                                             ------             ------

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of shares outstanding during each period. In computing the diluted earnings per share, account was taken of the dilutive effect of the outstanding stock options, using the treasury stock method.

Following are data relating to the weighted average number of shares for the purpose of computing earnings per share:


                                                                   Three months ended          Nine months ended
                                                                      September 30,                September 30,
                                                                ------------------------    -------------------------
                                                                   1999         2000          1999           2000
                                                                ----------    ----------    ----------     ----------
                                                                        (Unaudited)                (Unaudited)
Weighted average number of shares issued and outstanding-
   used in computation of basic earnings per share               1,277,891    20,238,653     1,277,343      7,995,617

Effect of dilutive securities:
   Convertible preferred shares                                 11,248,421                  10,315,568      7,888,340
   Warrants to stockholders                                      1,317,497                     814,206        656,956
   Warrants to consultants                                          25,002        84,524        23,593         91,972
   Employee stock options and invested shares                    3,394,637     3,039,292     2,976,552      3,050,145
   Non employee directors                                                          6,010                        4,900
                                                                ----------    ----------    ----------     ----------
Weighted average number of shares issued and outstanding-
   used in computation of diluted earnings per share            17,263,448    23,368,478    15,407,378     19,687,930
                                                                ==========    ==========    ==========     ==========

NOTE 4 - COMPREHENSIVE INCOME

In accordance with the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income", the components of comprehensive income are as follows:



                                                         Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                         ------------------       -----------------
                                                           2000      1999          2000       1999
                                                         ------------------       -----------------
                                                             (Unaudited)              (Unaudited)
                                                           (In thousands)           (In thousands)
Net income (loss)                                        $1,339     $ 214         $(4,552)   $ 152
Other comprehensive loss - unrealized loss on
 marketable securities available for sale                   (62)       --             (62)      --
                                                         ----------------         ----------------
Comprehensive income (loss)                              $1,277     $ 214         $(4,614)   $ 152
                                                         ======     =====         =======    =====


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000. We are currently evaluating the impact SFAS 133 will have on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 is effective beginning in the fourth quarter of 2000. We do not expect that the adoption of SAB 101 will have a material impact on our financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of certain other provisions of FIN 44 did not have a material effect on our financial statements. We do not expect that the adoption of the remaining provisions will have a material impact on our financial statements.

NOTE 6 - SEGMENT REPORTING

Revenue by geographic region was as follows:

                                             Nine Months Ended
                                  ---------------------------------------
          Region                  September 30, 2000   September 30, 1999
          ------                  ------------------   ------------------
    North America                         74%                 86%
    ROW (Rest of World)                   26%                 14%

NOTE 7 - LEGAL PROCEEDINGS

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

The Company, its subsidiary and Ezenia! Inc. have executed mutual releases of all claims concerning the lawsuit that the Company may now have or ever had against each other. Ezenia! Inc. agrees it will not sue the Company, its subsidiary or any of the Company's customers for infringement of any patents involved in the litigation; and the Company, its subsidiary and Ezenia! Inc. agree not to sue one another or any of each other's customers for infringement of any other patents held by the Company, its subsidiary or Ezenia! Inc. for three years from the date of the written settlement agreement. The Company, its subsidiary and Ezenia! Inc. also agree not to later sue one another for any alleged infringement claims or damages for alleged infringement that may arise during those three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and other sections of this Form 10-Q may contain forward-looking statements that involve risks and uncertainties. All statements regarding future events, future financial performance and operating results, business strategy and financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Forward-Looking Statements." You are encouraged to read this statement carefully.

Overview

Accord Networks develops, manufactures, markets and supports an advanced visual communications networking system. The Company's MGC-100 and MGC-50 systems allow multiple parties to engage in visual communications across and between different types of networks, transmission protocols and endpoints. The Company's systems allow users to connect to broadband and narrowband, circuit- switched and packet-based networks and they support endpoints utilizing Internet protocol, or IP, asynchronous transfer mode, or ATM, and integrated service digital network, or ISDN. The Company's systems are designed to provide maximum reliability, scalability and ease of use.

Accord Networks was incorporated under the laws of the State of Israel in 1992. From the Company's incorporation until 1997, it was a development-stage company primarily engaged in research and development, establishing relationships with suppliers and potential customers and recruiting personnel. The Company incorporated a subsidiary, Accord Networks, Inc., in the United States in 1995, and a subsidiary, Accord Networks (UK) Limited, in the United Kingdom in 1998. The Company established offices in Beijing and Shanghai, China in 1999. The Company's research and development and manufacturing facilities are located in Petach Tikva, Israel, a suburb of Tel Aviv. The executive offices and North American sales, marketing and customer support operations are located in Atlanta, Georgia, and its international sales, marketing and customer support operations are located in London, England.

Results Of Operations

Total Revenues. Total revenues increased 66.4% to $10.9 million in the quarter ended September 30, 2000 from $6.5 million in the quarter ended September 30, 1999. Total revenues for the nine months were $28.7 million compared to $16.9 million for the prior period for a 69.7% increase on a year to year basis. Increased revenues were due to sales to new customers as well as increased sales to existing customers. North America revenues accounted for approximately 71% and 84% of revenue for the quarters ended September 30, 2000 and 1999, respectively, and 74% and 86% for the nine months ended September 30, 2000 and 1999, respectively. The Company expects that revenue from North America will continue to represent a significant portion of the Company's business and revenues. The decrease in the North America percentage of our net revenues was due primarily to increased sales in Europe and Asia as the Company continues to invest resources in those regions.

Gross Profit and gross margin. Our gross profit increased to $7.7 million for the quarter ended September 30, 2000 from $4.5 million for the quarter ended September 30, 1999. Our gross profit increased to $20.2 million for the nine months ended September 30, 2000 from $11.8 million for the nine months ended September 30, 1999. Our total gross margin for the third quarter 2000 was 70.7% and for the nine months ended September 30, 2000 was 70.4% compared to 69.0% for the third quarter of 1999 and compared to 69.8% for the nine months ended September 30, 1999.

Research and Development Expenses, Net. Research and development expenses were $2.2 million for the third quarter 2000 compared to $1.1 for the third quarter 1999. For the nine months ended September 30, 2000, research and development expenses were $5.5 million compared to $3.1 million for the nine months ended September 30, 1999. Research and development expenses were 20.4% of total revenues for the third quarter 2000 compared to 16.8% of total revenues for the third quarter 1999. For the comparable nine-month periods, the research and development expense, net percentage increased to 19.1% from 18.1%. The increase was due primarily to the addition of personnel in our research and development organization.

Selling and Marketing Expenses. Selling and marketing expenses were $3.1 million for the third quarter 2000 compared to $2.0 million for the third quarter 1999. For the nine months ended September 30, 2000, selling and marketing expenses were $9.2 million compared to $5.6 million for the nine months ended September 30, 1999. Selling and marketing expenses were 28.7% of total revenues for the third quarter 2000 compared to 30.3% of total revenues for the third quarter 1999. For the comparable nine-month periods, the selling and marketing expenses net percentage decreased to 32.0% from 33.3%. The increase in absolute dollars reflects a higher selling and marketing headcount and higher compensation costs, including commissions. Sales and marketing decreased as a percentage of total revenue due to revenue growth.

General and Administrative Expenses. General and administrative expenses were $1.8 million for the third quarter 2000 compared to $1.2 million for the third quarter 1999. For the nine months ended September 30, 2000, general and administrative expenses were $4.3 million compared to $2.9 million for the nine months ended September 30, 1999. General and administrative expenses were 16.5% of total revenues for the third quarter 2000 compared to 18.8% of total revenues for the third quarter of 1999. For the comparable nine-month periods, the general and administrative percentage decreased to 15.1% from 17.3%. The increases in expenditures in absolute dollars were due to addition of staff, expenses related to employee incentives and continued investments in infrastructure to support our rapid growth. General and administrative expenses also included legal fees and other out of pocket costs associated with the lawsuit settlement described below. General and administrative expenses decreased as a percentage of total revenue due to revenue growth.

Lawsuit Settlement Cost. The lawsuit settlement cost of $6.5 million represents a one-time charge resulting from the settlement of a patent infringement lawsuit on June 16, 2000. Under generally accepted accounting principals and SEC accounting pronouncements, a charge of this nature has to be presented in the income statement as an operating expense even though it is non-recurring and a one-time charge. The information included in this Form 10-Q on the lawsuit settlement should be read in conjunction with the Legal Proceedings section of the Company's Form F-1 filing with the Securities and Exchange Commission.

Interest and other income/expenses, net. Interest and other income/expenses, net consists of interest earned on the Company's cash, cash equivalents and short-term investments less bank charges resulting from the use of the Company's bank accounts and interest income or expense resulting from exchange rate differences. Interest and other income net of interest expense was $0.8 million and $14,000 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 interest and other income, net of interest expense was $0.7 million compared to expenses of $33,000 for the nine months ended September 30, 1999. The increases in interest and other income/expenses, net are due primarily to the increase in cash, cash equivalents and short-term investment balances throughout the year.

Liquidity and Capital Resources

The Company initially financed its operations primarily through sales of equity and the receipt of grants from the office of the Chief Scientist of the Israeli Ministry of Industry and Trade, known as OCS, and from the Israel-U.S. Binational Industrial Research and Development Foundation, known as BIRD, to fund research and development. Before the Company's initial public offering, it sold convertible preferred shares in six private placement transactions realizing aggregate gross proceeds of approximately $25.8 million in cash, including $3.8 million before 1996, $5.2 million in March 1996, $9.0 million in March 1998 and $6.5 million in August 1999. During December 1999 and January 2000, warrants to purchase 583,705 series B preferred shares were exercised and the Company received payment of approximately $1.3 million for those shares. Preferred shares were automatically converted to ordinary shares upon completion of the Company's initial public offering.

On June 28, 2000, the Company executed an underwriting agreement selling 5,000,000 shares of ordinary shares at an offering price of $11.00 per share for gross proceeds to be paid to the Company of $55.0 million. The gross proceeds were offset by underwriting fees payable to the underwriting firms of $3.9 million with the Company receiving $51.1 million. The Company received the proceeds subsequent to June 30, 2000 on July 5, 2000. The net proceeds received were further reduced by offering expenses of $2.9 million. On June 28, 2000, and as the result of the Company's initial public offering, all preferred shares of the Company (Series A, B and C) were converted into ordinary shares of the Company on a one-for-one basis. As a result of this event, the Company has only one class of shares outstanding.

On July 17, 2000, the Company's underwriters exercised an option to purchase additional shares from the Company and shares from two selling shareholders totaling fifteen percent of the ordinary shares sold in the initial public offering. The closing of the option occurred on July 20, 2000, and the Company received additional net proceeds of $6.7 million.

On June 16, 2000, the Company settled the lawsuit described above and in the Company's Form F-1 filing with the SEC. As of September 30, 2000, the Company had paid $500,000 of the settlement and owes an additional $6.0 million to the third party. The Company is prepared to make payment of those obligations immediately but has not been requested by the third party to make such payment due to foreign tax withholding considerations.

The Company believes that its existing cash and cash equivalents combined with the items described above will be sufficient to meet the Company's cash requirements for the foreseeable future.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133, as amended by SFAS 138, established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for the fiscal years beginning after June 15, 2000. We are currently evaluating the impact SFAS 133 will have on our financial position and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 is effective beginning in the fourth quarter of 2000. We do not expect that the adoption of SAB 101 will have a material impact on our financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, or FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of certain other provisions of FIN 44 did not have a material effect on our financial statements. We do not expect that the adoption of the remaining provisions will have a material impact on our financial statements

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions that are based on the beliefs of the Company's management. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Readers are referred to documents filed by the Company with the Securities and Exchange Commission, which documents identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including: claims that the Company may be infringing intellectual property rights of others; risks related to being an early-stage company with limited operating history; the Company's ability to protect its proprietary technology or maintain its technological advantages; the Company's dependence on the development and adoption of real-time interactive visual communications applications; the Company's ability to respond to competition; the Company's dependence on a small number of products for all of its sales; the risks related to technology becoming obsolete; the volatility associated with technology companies; the dependence on sole source suppliers and a limited supply of key components; the ability to expand international sales and operations; the Company's ability to achieve, manage or maintain growth and execute its business strategy successfully; the loss or reduction of government grants which the Company receives and tax benefits to which the Company is entitled; risks associated with tax reform in Israel; and various other factors discussed in detail in this Form 10-Q, in the Company's Registration Statement on Form F-1 (Registration No. 333-38804), as declared effective by the SEC on June 28, 2000, in Accord Networks' Quarterly Report on Form 10-Q filed on August 14, 2000 and in any other filings made by the Company.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers, and by policy, limit the amount of credit exposure to any one issuer. The portfolio includes only marketable securities with maturities of less than 24 months and with active secondary or resale markets to ensure portfolio liquidity. The Company has no investments denominated in foreign country currencies and therefore is not subject to foreign currency risk on such investments.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         (d) Use of Proceeds

     The Company's Registration Statement on Form F-1 (Registration No. 333-38804) was declared effective on June 28, 2000, and the Company's initial public offering commenced on June 28, 2000. The Company sold 5,000,000 ordinary shares at an initial price of $11.00 per share. The managing underwriter for the offering was CIBC World Markets Corp. On July 5, 2000, the Company received net proceeds of approximately $48,575,000 after deducting estimated underwriting discounts, commissions, and offering expenses of approximately $6,425,000. The underwriters subsequently exercised in full their over-allotment option to purchase 753,000 additional ordinary shares, 653,000 of which were sold by the Company. As a result, the Company received an additional $6,680,190 of net proceeds, and the selling shareholders received $992,310. In the aggregate, the Company received net proceeds of approximately $55,255,190 from its initial public offering. The Company intends to use approximately $6,000,000 of the net proceeds as payment for the settlement of a patent infringement lawsuit. The Company is prepared to make payment of this obligation immediately, but has not been requested by the other party to make such payment due to foreign tax withholding considerations. The Company intends to use the remainder of the net proceeds primarily for general corporate purposes, including working capital, additional capital expenditures, geographic expansion and additional sales and marketing efforts. The Company is currently assessing the specific uses and allocations for these remaining funds. Pending the intended uses of the net proceeds, the Company has invested the net proceeds in short-term, interest bearing, investment-grade securities.


Item 3.  Defaults upon Senior Securities - Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.  Other Information - Not applicable.

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

27            Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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



                                       ACCORD NETWORKS LTD.


                                       /s/ Jules L. DeVigne
                                       --------------------
                                       Jules L. DeVigne
                                       Chairman and Chief Executive Officer


                                       /s/ Jeffrey B. Bradley
                                       ----------------------
                                       Jeffrey B. Bradley
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

Date:  November 13, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
----------    -----------

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