Form 10-Q/A
period 2000-09-30
ACCORD NETWORKS LTD
filed 2000-11-17
CIK 1116152

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Amendment No. 1

                                    to the

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

Explanatory Statement

This Form 10-Q/A amends the registrant's Form 10-Q filed with the Securities and Exchange Commission on November 13, 2000 for the quarter ended September 30, 2000. The net cash used in investing activities, as stated in the registrant's consolidated statements of cash flows, is $34,253,000 for the nine months ended September 30, 2000.


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

                             ACCORD NETWORKS LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                         ---------------------------------------
                                                                                         September 30,             September 30,
                                                                                             2000                      1999
                                                                                         -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) for the period                                                           $ (4,552)                  $   152
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                                1,066                       585
  Provision for doubtful accounts                                                                138                       297
  Increase in provision for vacation and recreation pay                                          236                        26
  Accrued severance pay                                                                          189                       109
  Amounts assigned to options and warrants granted to non-employees                               87                        84
  Gain (loss) on sale of fixed assets                                                             (2)                       14
 Changes in operating assets and liabilities:
  Trade accounts receivable                                                                   (1,682)                   (2,677)
  Notes and other accounts receivable                                                           (603)                   (1,553)
  Payables in connection with settlement agreement                                             6,000
  Accounts payable and accruals                                                                1,941                       899
  Inventories                                                                                 (4,552)                     (234)
  Deferred revenues                                                                              791                       530
                                                                                            --------                   -------
  Net cash provided by (used in) operating  activities                                          (943)                   (1,768)
                                                                                            --------                   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available for sale securities                                                  (30,519)
  Purchase of fixed assets                                                                    (3,675)                     (666)
  Amounts placed in deposits                                                                     (76)                     (119)
  Proceeds from sale of fixed assets                                                              17                        89
                                                                                            --------                   -------
  Net cash used in investing activities                                                      (34,253)                     (696)
                                                                                            --------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issue of mandatorily redeemable convertible
  preferred stock at a premium, net of share issue expenses                                                              6,384
  Issue of ordinary shares                                                                    56,950                         4
  Offering costs                                                                                                           (87)
  Short term credit from bank                                                                                              705
                                                                                            --------                   -------
  Net cash provided by financing activities                                                   56,950                     7,006
                                                                                            --------                   -------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         21,361                     4,542
BALANCE OF CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    5,787                     1,436
                                                                                            --------                   -------
BALANCE OF CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 27,148                   $ 5,978
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

27 Financial Data Schedule (incorporated by reference from Exhibit 27 to the Company's Quarterly Report on Form 10-Q (No. 000-30887) filed with the Commission on November 13, 2000).

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

Date:  November 17, 2000

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

27 Financial Data Schedule (incorporated by reference from Exhibit 27 to the Company's Quarterly Report on Form 10-Q (No. 000-30887) filed with the Commission on November 13, 2000).